Form 10-K/A
period 2012-12-31
WFRBS COMMERCIAL MORTGAGE TRUST 2012-C8
filed 2013-08-22
CIK 1553817

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-K/A
                                                                              (Amendment No. 1)

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

      Wells Fargo Bank, National Association
      C-III Commercial Mortgage LLC
      The Royal Bank of Scotland
      Basis Real Estate Capital II, LLC
      Liberty Island Group I LLC
      (exact name of the sponsors as specified in its charter)

  New York                                38-3880099
  (State or other jurisdiction of         38-3880100
  incorporation or organization)          38-3880101
                                          38-7047698
                                          (I.R.S. Employer
                                          Identification No.)

   c/o Wells Fargo Bank, National Association
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

    Not applicable.

EXPLANATORY NOTE

  The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 28, 2013 (the “Original Form 10-K”) is (i) (a) to file a revised Report of Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Report of Assessment of Compliance with Servicing Criteria filed as Exhibits 33.13, 33.18 and 33.19 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, and (b) to file a revised Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria filed as Exhibits 34.13, 34.18 and 34.19 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, each such replacement being made as a result of receipt by the registrant of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association, a copy of which is filed as Exhibit 99.7 of the Exhibits, Financial Statement Schedules under Item 15, notifying the depositor of the revised reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National Association, as Custodian, and (ii) to file the Pooling and Servicing Agreement, dated as of June 1, 2012, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee, listed as Exhibit 4.2 of the Exhibits, Financial Statement Schedules under Item 15, pursuant to which the Northridge Fashion Center Loan and Town Center of Cobb Loan are primary serviced for the WFRBS Commercial Mortgage Trust 2012-C8 securitization.

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

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Wells Fargo Bank, National Association provides an Interest Rate Swap derivative instrument for the trust as disclosed in the 424 Prospectus.  No additional disclosure is necessary because the significance percentage for the Interest Rate Swap is less than 10%.

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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services Division of Wells Fargo Bank, National Association (the "2012 Wells Assessment") for its platform, as Certificate Administrator ("Wells Fargo Bank"), discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment is attached to this Form 10-K as Exhibits 33.12, 33.16, 33.17.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to Wells Fargo Bank’s determination that there were material instances of noncompliance at the platform level.

Material Instances of Noncompliance by the Company

Wells Fargo Bank's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) as follows:

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

Schedule B
Wells Fargo Bank's Discussion on Material Instances of Noncompliance by the Company Disclosure: During the Period, Wells Fargo Bank identified Payment Errors (as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Wells Fargo Bank determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo Bank's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B) of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors" means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo Bank's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(ii) of Regulation AB.

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

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Wells Fargo Bank's determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Wells Fargo Bank's determination that there were material instances of noncompliance for the Platform. In some instances, the identified Payment Errors which contributed to Wells Fargo Bank's determination that there were  material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified Reporting Errors which contributed to Wells Fargo Bank's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform (including RMBS transactions with identified Payment Errors and Reporting Errors), Wells Fargo Bank delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Wells Fargo Bank's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Material Instance of Noncompliance by any Vendor
NONE

Material Deficiencies in Company's Policies and Procedures to Monitor Vendor's Compliance
NONE

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of August 1, 2012, incorporated by reference to Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

  (4.2) Pooling and Servicing Agreement, dated as of June 1, 2012, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 by WFRBS Commercial Mortgage Trust 2012-C7 (File No. 333-177891-01).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).

    33.2 Deutsche Bank Trust Company Americas as Trustee incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.5 Pentalpha Surveillance LLC as Trust Advisor incorporated by reference to Exhibit 33.5 o of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.6 Rialto Capital Advisors, LLC as Special Servicer incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.7 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.8 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.9 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.10 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Town Center of Cobb Loan incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.11 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.11 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.12 Wells Fargo Bank, as Certificate Administrator incorporated by reference to Exhibit 33.12 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.13 Wells Fargo Bank, National Association as Custodian.
    33.14 Wells Fargo Bank, National Association as Master Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.14 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.15 Wells Fargo Bank, National Association as Master Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 33.15 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.16 Wells Fargo Bank, as the Certificate Administrator for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.16 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.17 Wells Fargo Bank, as the Certificate Administrator for the Town Center of Cobb Loan incorporated by reference to Exhibit 33.17 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).

    33.18 Wells Fargo Bank, National Association as the Custodian for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.13 hereto.
    33.19 Wells Fargo Bank, National Association as the Custodian for the Town Center of Cobb Loan incorporated by reference to Exhibit 33.13 hereto.

  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.2 Deutsche Bank Trust Company Americas as Trustee incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.5 Pentalpha Surveillance LLC as Trust Advisor incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.6 Rialto Capital Advisors, LLC as Special Servicer incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.8 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.9 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.10 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Town Center of Cobb Loan incorporated by reference to Exhibit 34.10 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.11 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.11 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.12 Wells Fargo Bank, as Certificate Administrator incorporated by reference to Exhibit 34.12 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.13 Wells Fargo Bank, National Association as Custodian.
    34.14 Wells Fargo Bank, National Association as Master Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.14 of the

Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.15 Wells Fargo Bank, National Association as Master Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 34.15 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.16 Wells Fargo Bank, as the Certificate Administrator for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.16 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.17 Wells Fargo Bank, as the Certificate Administrator for the Town Center of Cobb Loan incorporated by reference to Exhibit 34.17 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.18 Wells Fargo Bank, National Association as the Custodian for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.13 hereto.
    34.19 Wells Fargo Bank, National Association as the Custodian for the Town Center of Cobb Loan incorporated by reference to Exhibit 34.13 hereto.

   (35) Servicer compliance statement.

    35.1 Deutsche Bank Trust Company Americas as Trustee incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.2 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.3 Rialto Capital Advisors, LLC as Special Servicer incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.4 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.5 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 35.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.6 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.7 Wells Fargo Bank, as Certificate Administrator incorporated by reference to Exhibit 35.7 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.8 Wells Fargo Bank, National Association as Master Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 35.8 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.9 Wells Fargo Bank, National Association as Master Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 35.9 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.10 Wells Fargo Bank, as the Certificate Administrator for the Northridge Fashion Center Loan incorporated by reference to Exhibit 35.10 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.11 Wells Fargo Bank, as the Certificate Administrator for the Town Center of Cobb Loan incorporated by reference to Exhibit 35.11 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).

   (99.1) Mortgage Loan Purchase Agreement, dated July 20, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.2) Mortgage Loan Purchase Agreement, dated July 20, 2012, between The Royal Bank of Scotland plc and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.3) Mortgage Loan Purchase Agreement, dated July 20, 2012, between Liberty Island Group I LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.4) Mortgage Loan Purchase Agreement, dated July 20, 2012, between C-III Commercial Mortgage LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.5) Mortgage Loan Purchase Agreement, dated July 20, 2012, between Basis Real Estate Capital II, LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.6) Mortgage Loan Purchase Agreement, dated July 20, 2012, between RBS Financial Products Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.6 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.7) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian.

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
   (Depositor)

   /s/ Anthony Sfarra
   Anthony Sfarra, President
   (senior officer in charge of securitization of the depositor)

    Date:   August 22, 2013

  Exhibit Index

  Exhibit No.

   (4.1) Pooling and Servicing Agreement, dated as of August 1, 2012, incorporated by reference to Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (4.2) Pooling and Servicing Agreement, dated as of June 1, 2012, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 by WFRBS Commercial Mortgage Trust 2012-C7 (File No. 333-177891-01).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.2 Deutsche Bank Trust Company Americas as Trustee incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.4 of the Annual

    Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.5 Pentalpha Surveillance LLC as Trust Advisor incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.6 Rialto Capital Advisors, LLC as Special Servicer incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.7 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.8 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.9 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.9 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.10 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Town Center of Cobb Loan incorporated by reference to Exhibit 33.10 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.11 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.11 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.12 Wells Fargo Bank, as Certificate Administrator incorporated by reference to Exhibit 33.12 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.13 Wells Fargo Bank, National Association as Custodian.
    33.14 Wells Fargo Bank, National Association as Master Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.14 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.15 Wells Fargo Bank, National Association as Master Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 33.15 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.16 Wells Fargo Bank, as the Certificate Administrator for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.16 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.17 Wells Fargo Bank, as the Certificate Administrator for the Town Center of Cobb Loan incorporated by reference to Exhibit 33.17 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    33.18 Wells Fargo Bank, National Association as the Custodian for the Northridge Fashion Center Loan incorporated by reference to Exhibit 33.13 hereto.
    33.19 Wells Fargo Bank, National Association as the Custodian for the Town Center of Cobb Loan incorporated by reference to Exhibit 33.13 hereto.

  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.2 Deutsche Bank Trust Company Americas as Trustee incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.5 Pentalpha Surveillance LLC as Trust Advisor incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.6 Rialto Capital Advisors, LLC as Special Servicer incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.8 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 34.8 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.9 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.9 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.10 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Town Center of Cobb Loan incorporated by reference to Exhibit 34.10 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.11 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.11 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.12 Wells Fargo Bank, as Certificate Administrator incorporated by reference to Exhibit 34.12 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.13 Wells Fargo Bank, National Association as Custodian.
    34.14 Wells Fargo Bank, National Association as Master Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.14 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.15 Wells Fargo Bank, National Association as Master Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 34.15 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.16 Wells Fargo Bank, as the Certificate Administrator for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.16 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).

    34.17 Wells Fargo Bank, as the Certificate Administrator for the Town Center of Cobb Loan incorporated by reference to Exhibit 34.17 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    34.18 Wells Fargo Bank, National Association as the Custodian for the Northridge Fashion Center Loan incorporated by reference to Exhibit 34.13 hereto.
    34.19 Wells Fargo Bank, National Association as the Custodian for the Town Center of Cobb Loan incorporated by reference to Exhibit 34.13 hereto.

   (35) Servicer compliance statement.

    35.1 Deutsche Bank Trust Company Americas as Trustee incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.2 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.3 Rialto Capital Advisors, LLC as Special Servicer incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.4 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 35.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.5 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 35.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.6 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.7 Wells Fargo Bank, as Certificate Administrator incorporated by reference to Exhibit 35.7 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.8 Wells Fargo Bank, National Association as Master Servicer for the Northridge Fashion Center Loan incorporated by reference to Exhibit 35.8 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.9 Wells Fargo Bank, National Association as Master Servicer for the Town Center at Cobb Loan incorporated by reference to Exhibit 35.9 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.10 Wells Fargo Bank, as the Certificate Administrator for the Northridge Fashion Center Loan incorporated by reference to Exhibit 35.10 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).
    35.11 Wells Fargo Bank, as the Certificate Administrator for the Town Center of Cobb Loan incorporated by reference to Exhibit 35.11 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-172366-03).

   (99.1) Mortgage Loan Purchase Agreement, dated July 20, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.
   (99.2) Mortgage Loan Purchase Agreement, dated July 20, 2012, between The Royal Bank of Scotland plc and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.3) Mortgage Loan Purchase Agreement, dated July 20, 2012, between Liberty Island Group I LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.4) Mortgage Loan Purchase Agreement, dated July 20, 2012, between C-III Commercial Mortgage LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.5) Mortgage Loan Purchase Agreement, dated July 20, 2012, between Basis Real Estate Capital II, LLC and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.6) Mortgage Loan Purchase Agreement, dated July 20, 2012, between RBS Financial Products Inc. and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference to Exhibit 99.6 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 2012.

   (99.7) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian.