Form 10-K
WFRBS COMMERCIAL MORTGAGE TRUST 2012-C8
filed 2014-03-31
CIK 1553817

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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


  Item 4.      Mine Safety Disclosures.

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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 100 Church Street loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The Net Operating Income for the 2013 Fiscal Year End is $22,592,222.00.



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

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specificied in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

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



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    33.2 Deutsche Bank National Trust Company Americas as Trustee
    33.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    33.5 Pentalpha Surveillance LLC as Trust Advisor
    33.6 Rialto Capital Advisors, LLC as Special Servicer
    33.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    33.8 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    33.9 Wells Fargo Bank, N.A. as Master Servicer
    33.10 Wells Fargo Bank, N.A. as Certificate Administrator
    33.11 Wells Fargo Bank, N.A. as Custodian
    33.12 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan
    and the Town Center of Cobb Loan
    33.13 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    33.14 Wells Fargo Bank, N.A. as the Custodian for the Northridge Fashion Center Loan and
    the Town Center of Cobb Loan



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.
    A. as Master Servicer
    34.2 Deutsche Bank National Trust Company Americas as Trustee
    34.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    34.5 Pentalpha Surveillance LLC as Trust Advisor
    34.6 Rialto Capital Advisors, LLC as Special Servicer
    34.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    34.8 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    34.9 Wells Fargo Bank, N.A. as Master Servicer
    34.10 Wells Fargo Bank, N.A. as Certificate Administrator
    34.11 Wells Fargo Bank, N.A. as Custodian
    34.12 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan
    and the Town Center of Cobb Loan
    34.13 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge
    Fashion Center Loan and the Town Center of Cobb Loan
    34.14 Wells Fargo Bank, N.A. as the Custodian for the Northridge Fashion Center Loan
    and the Town Center of Cobb Loan



   (35) Servicer compliance statement.



    35.1 Deutsche Bank National Trust Company Americas as Trustee
    35.2 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    35.3 Rialto Capital Advisors, LLC as Special Servicer
    35.4 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    35.5 Wells Fargo Bank, N.A. as Master Servicer
    35.6 Wells Fargo Bank, N.A. as Certificate Administrator
    35.7 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan
    and the Town Center of Cobb Loan
    35.8 Wells Fargo Bank, N.A. as Master Servicer for the Town Center at Cobb Loan
    35.9 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    35.10 Wells Fargo Bank, N.A. as the Certificate Administrator for the Town Center of
    Cobb Loan



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


    Date:   March 31, 2014



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated as of August 1, 2012, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on August 7, 2012.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    33.2 Deutsche Bank National Trust Company Americas as Trustee
    33.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    33.5 Pentalpha Surveillance LLC as Trust Advisor
    33.6 Rialto Capital Advisors, LLC as Special Servicer
    33.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    33.8 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    33.9 Wells Fargo Bank, N.A. as Master Servicer
    33.10 Wells Fargo Bank, N.A. as Certificate Administrator
    33.11 Wells Fargo Bank, N.A. as Custodian
    33.12 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan
    and the Town Center of Cobb Loan
    33.13 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    33.14 Wells Fargo Bank, N.A. as the Custodian for the Northridge Fashion Center Loan and
    the Town Center of Cobb Loan


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A.
     as Master Servicer
    34.2 Deutsche Bank National Trust Company Americas as Trustee
    34.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer
    34.5 Pentalpha Surveillance LLC as Trust Advisor
    34.6 Rialto Capital Advisors, LLC as Special Servicer
    34.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    34.8 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    34.9 Wells Fargo Bank, N.A. as Master Servicer
    34.10 Wells Fargo Bank, N.A. as Certificate Administrator
    34.11 Wells Fargo Bank, N.A. as Custodian
    34.12 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan
    and the Town Center of Cobb Loan
    34.13 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    34.14 Wells Fargo Bank, N.A. as the Custodian for the Northridge Fashion Center Loan and
    the Town Center of Cobb Loan


   (35) Servicer compliance statement.



    35.1 Deutsche Bank National Trust Company Americas as Trustee
    35.2 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center
    Loan and the Town Center of Cobb Loan
    35.3 Rialto Capital Advisors, LLC as Special Servicer
    35.4 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    35.5 Wells Fargo Bank, N.A. as Master Servicer
    35.6 Wells Fargo Bank, N.A. as Certificate Administrator
    35.7 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan
    and the Town Center of Cobb Loan
    35.8 Wells Fargo Bank, N.A. as Master Servicer for the Town Center at Cobb Loan
    35.9 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion
    Center Loan and the Town Center of Cobb Loan
    35.10 Wells Fargo Bank, N.A. as the Certificate Administrator for the Town Center of
    Cobb Loan


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