Form 10-K/A
period 2013-12-31
WFRBS COMMERCIAL MORTGAGE TRUST 2012-C8
filed 2014-08-29
CIK 1553817

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K”), and as amended by the Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2014 (the “Original Form 10-K/A”) is (i)to file as Exhibit 4.2 the Pooling and Servicing Agreement, dated as of June 1, 2012, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as senior trust advisor (the “WFRBS Commercial Mortgage Trust 2012-C7 Pooling and Servicing Agreement”), (ii) to file as Exhibit 99.7 the Primary Servicing Agreement, dated as of August 1, 2012, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc. (“Prudential”), as Primary Servicer and (iii) to file a report on assessment of compliance with servicing criteria, an attestation report on assessment of compliance with servicing criteria and a servicer compliance statement for Prudential.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Northridge Fashion Center Mortgage Loan and the Town Center at Cobb Mortgage Loan, which constituted approximately 6.9% and 5.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Northridge Fashion Center Mortgage Loan and the Town Center at Cobb Mortgage Loan are each an asset of the issuing entity and are each part of a respective loan combination that includes the Northridge Fashion Center Mortgage Loan and the Town Center at Cobb Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the WFRBS Commercial Mortgage Trust 2012-C7 transaction, Commission File Number 333-177891-01 (the “WFRBS 2012-C7 Transaction”). These loan combinations, including the Northridge Fashion Center Mortgage Loan and the Town Center at Cobb Mortgage Loan, respectively, are each being serviced and administered pursuant to the WFRBS Commercial Mortgage Trust 2012-C7 Pooling and Servicing Agreement.

Prudential is the primary servicer for three (3) Mortgage Loans under the Primary Servicing Agreement.

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

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in transaction agreements.

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

(4.2) Pooling and Servicing Agreement, dated as of June 1, 2012, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as senior trust advisor (filed as Exhibit 1.1 of the registrant’s Current Report on Form 8-K, filed on February 18, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K/A and incorporated by reference herein)
33.2 Deutsche Bank National Trust Company Americas as Trustee (filed as Exhibit 33.2 to the Original Form 10-K/A and incorporated by reference herein)
33.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.3 to the Original Form 10-K/A and incorporated by reference herein)
33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.4 to the Original Form 10-K/A and incorporated by reference herein)
33.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.5 to the Original Form 10-K/A and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.6 to the Original Form 10-K/A and incorporated by reference herein)
33.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.7 to the Original Form 10-K/A and incorporated by reference herein)
33.8 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.8 to the Original Form 10-K/A and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.9 to the Original Form 10-K/A and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.10 to the Original Form 10-K/A and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.11 to the Original Form 10-K/A and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.12 to the Original Form 10-K/A and incorporated by reference herein)
33.13 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.13 to the Original Form 10-K/A and incorporated by reference herein)
33.14 Wells Fargo Bank, N.A. as the Custodian for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.14 to the Original Form 10-K/A and incorporated by reference herein)
33.15 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K/A and incorporated by reference herein)
34.2 Deutsche Bank National Trust Company Americas as Trustee (filed as Exhibit 34.2 to the Original Form 10-K/A and incorporated by reference herein)
34.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.3 to the Original Form 10-K/A and incorporated by reference herein)
34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.4 to the Original Form 10-K/A and incorporated by reference herein)
34.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.5 to the Original Form 10-K/A and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.6 to the Original Form 10-K/A and incorporated by reference herein)
34.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.7 to the Original Form 10-K/A and incorporated by reference herein)
34.8 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.8 to the Original Form 10-K/A and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.9 to the Original Form 10-K/A and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.10 to the Original Form 10-K/A and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.11 to the Original Form 10-K/A and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.12 to the Original Form 10-K/A and incorporated by reference herein)
34.13 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.13 to the Original Form 10-K/A and incorporated by reference herein)
34.14 Wells Fargo Bank, N.A. as the Custodian for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.14 to the Original Form 10-K/A and incorporated by reference herein)
34.15 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 Deutsche Bank National Trust Company Americas as Trustee (filed as Exhibit 35.1 to the Original Form 10-K/A and incorporated by reference herein)
35.2 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 35.2 to the Original Form 10-K/A and incorporated by reference herein)
35.3 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K/A and incorporated by reference herein)
35.4 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 35.4 to the Original Form 10-K/A and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.5 to the Original Form 10-K/A and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.6 to the Original Form 10-K/A and incorporated by reference herein)
35.7 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 35.7 to the Original Form 10-K/A and incorporated by reference herein)
35.8 Wells Fargo Bank, N.A. as Master Servicer for the Town Center at Cobb Loan (filed as Exhibit 35.8 to the Original Form 10-K/A and incorporated by reference herein)
35.9 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 35.9 to the Original Form 10-K/A and incorporated by reference herein)
35.10 Wells Fargo Bank, N.A. as the Certificate Administrator for the Town Center of Cobb Loan (filed as Exhibit 35.10 to the Original Form 10-K/A and incorporated by reference herein)
35.11 Prudential Asset Resources, Inc., as Primary Servicer

(99.1) Mortgage Loan Purchase Agreement, dated July 20, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on August 7, 2012.

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

(99.7) Primary Servicing Agreement, dated as of August 1, 2012, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer incorporated by reference from Exhibit 99.7 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on August 29, 2014.

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

Date:   August 29, 2014

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of August 1, 2012, incorporated by reference from Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on August 7, 2012.

(4.2) Pooling and Servicing Agreement, dated as of June 1, 2012, among RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Deutsche Bank Trust Company Americas, as trustee, Wells Fargo Bank, National Association, as certificate administrator, tax administrator and custodian, and Trimont Real Estate Advisors, Inc., as senior trust advisor (filed as Exhibit 1.1 of the registrant’s Current Report on Form 8-K, filed on February 18, 2014 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.1 to the Original Form 10-K/A and incorporated by reference herein)
33.2 Deutsche Bank National Trust Company Americas as Trustee (filed as Exhibit 33.2 to the Original Form 10-K/A and incorporated by reference herein)
33.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.3 to the Original Form 10-K/A and incorporated by reference herein)
33.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.4 to the Original Form 10-K/A and incorporated by reference herein)
33.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 33.5 to the Original Form 10-K/A and incorporated by reference herein)
33.6 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.6 to the Original Form 10-K/A and incorporated by reference herein)
33.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.7 to the Original Form 10-K/A and incorporated by reference herein)
33.8 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.8 to the Original Form 10-K/A and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.9 to the Original Form 10-K/A and incorporated by reference herein)
33.10 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.10 to the Original Form 10-K/A and incorporated by reference herein)
33.11 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.11 to the Original Form 10-K/A and incorporated by reference herein)
33.12 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.12 to the Original Form 10-K/A and incorporated by reference herein)
33.13 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.13 to the Original Form 10-K/A and incorporated by reference herein)
33.14 Wells Fargo Bank, N.A. as the Custodian for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 33.14 to the Original Form 10-K/A and incorporated by reference herein)
33.15 Prudential Asset Resources, Inc., as Primary Servicer

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.1 to the Original Form 10-K/A and incorporated by reference herein)
34.2 Deutsche Bank National Trust Company Americas as Trustee (filed as Exhibit 34.2 to the Original Form 10-K/A and incorporated by reference herein)
34.3 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.3 to the Original Form 10-K/A and incorporated by reference herein)
34.4 National Tax Search, LLC as Vendor for Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.4 to the Original Form 10-K/A and incorporated by reference herein)
34.5 Pentalpha Surveillance LLC as Trust Advisor (filed as Exhibit 34.5 to the Original Form 10-K/A and incorporated by reference herein)
34.6 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.6 to the Original Form 10-K/A and incorporated by reference herein)
34.7 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.7 to the Original Form 10-K/A and incorporated by reference herein)
34.8 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.8 to the Original Form 10-K/A and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.9 to the Original Form 10-K/A and incorporated by reference herein)
34.10 Wells Fargo Bank, N.A. as Certificate Administrator filed as Exhibit 34.10 to the Original Form 10-K/A and incorporated by reference herein)
34.11 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.11 to the Original Form 10-K/A and incorporated by reference herein)
34.12 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.12 to the Original Form 10-K/A and incorporated by reference herein)
34.13 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.13 to the Original Form 10-K/A and incorporated by reference herein)
34.14 Wells Fargo Bank, N.A. as the Custodian for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 34.14 to the Original Form 10-K/A and incorporated by reference herein)
34.15 Prudential Asset Resources, Inc., as Primary Servicer

(35) Servicer compliance statement.

35.1 Deutsche Bank National Trust Company Americas as Trustee (filed as Exhibit 35.1 to the Original Form 10-K/A and incorporated by reference herein)
35.2 Deutsche Bank Trust Company Americas as Trustee for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 35.2 to the Original Form 10-K/A and incorporated by reference herein)
35.3 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.3 to the Original Form 10-K/A and incorporated by reference herein)
35.4 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 35.4 to the Original Form 10-K/A and incorporated by reference herein)
35.5 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.5 to the Original Form 10-K/A and incorporated by reference herein)
35.6 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.6 to the Original Form 10-K/A and incorporated by reference herein)
35.7 Wells Fargo Bank, N.A. as Master Servicer for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 35.7 to the Original Form 10-K/A and incorporated by reference herein)
35.8 Wells Fargo Bank, N.A. as Master Servicer for the Town Center at Cobb Loan (filed as Exhibit 35.8 to the Original Form 10-K/A and incorporated by reference herein)
35.9 Wells Fargo Bank, N.A. as the Certificate Administrator for the Northridge Fashion Center Loan and the Town Center of Cobb Loan (filed as Exhibit 35.9 to the Original Form 10-K/A and incorporated by reference herein)
35.10 Wells Fargo Bank, N.A. as the Certificate Administrator for the Town Center of Cobb Loan (filed as Exhibit 35.10 to the Original Form 10-K/A and incorporated by reference herein)
35.11 Prudential Asset Resources, Inc., as Primary Servicer

(99.1) Mortgage Loan Purchase Agreement, dated July 20, 2012, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed with the Commission on August 7, 2012.

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

(99.7) Primary Servicing Agreement, dated as of August 1, 2012, between Wells Fargo Bank, National Association, as Master Servicer, and Prudential Asset Resources, Inc., as Primary Servicer incorporated by reference from Exhibit 99.7 of the issuing entity's Current Report on Form 8-K/A filed with the Commission on August 29, 2014.